Form 10-K
period 1998-12-31
MONEY STORE HOME IMPROVEMENT LOAN BACKED CERT SERIES 1998-I
filed 1999-04-01
CIK 1072681

----------------------------
                                                       OMB APPROVAL
                                             ----------------------------
                                             OMB Number:     3235-0063
                                             Expires:        May 31, 2000
                                             Estimated average burden
                                             hours per response 1711.00
                                             ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 333-60771

      THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF AUGUST 31, 1998 PROVIDING FOR THE ISSUANCE OF THE
         MONEY STORE HOME IMPROVEMENT LOAN CERTIFICATES SERIES 1998-I).

                  THE MONEY STORE HOME IMPROVEMENT TRUST 1998-I
                                TMS MORTGAGE INC.
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

          *                                            *
  (State or other jurisdiction                  (Trust I.R.S. Employer
of incorporation or organization)                Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA        95605
  (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000

                        * See Schedule A attached hereto.

                                  SCHEDULE A

                                      State of           IRS Employer
Registrant                          Incorporation      Id Number

TMS Mortgage Inc.                     New Jersey         22-3217781
The Money Store/D.C. Inc.             D.C.               22-2133027
The Money Store/Kentucky Inc.         Kentucky           22-2459832
The Money Store Home Equity Corp.     Kentucky           22-2522232
The Money Store/Minnesota Inc.        Minnesota          22-3003495

           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
    NONE                                         NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 |X| Yes      |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

      Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

      Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART I

ITEM 1. BUSINESS

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as
Exhibit 20.

Reference is made to the Annual Statement attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Certificates as of March 10, 1999: 9

ITEM 6. SELECTED FINANCIAL DATA

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Annual Compliance Certificate attached as Exhibit 20.

      Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management
      Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information is furnished as of March 10, 1999 as to each Certificateholder of record of more than 5% of the Certificates:


                                                          Amount of
                          Name and Address of            Security of
Title of Class            Beneficial Owner                Beneficial       % of
                                                           Owner          Class

The Money Store Trust     The Bank of New York             25,000,000       16.1
Home Improvement          925 Patterson Plank Rd.
Trust,                    Secaucus, NJ 07094
Series 1998-I,
Class AH
                          BNY/ITC- Dealers                 25,000,000       16.1
                          Clearance Special
                          c/o N.A. Schapiro & Co. In.
                          One Chase Manhattan Plaza,
                          58th Floor
                          New York, NY 10005

                          Chase Manhattan Bank             70,000,000       45.1
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          Merrill Lynch, Pierce            25,750,000       16.6
                          Fenner & Smith Safekeeping
                          4 Corporate Place
                          Corporate Park 287
                          Piscataway, NJ 08855



                                                           Amount of
                           Name and Address of            Security of
Title of Class             Beneficial Owner                Beneficial       % of
                                                             Owner        Class

The Money Store Trust       Bankers Trust Company          16,750,000       100%
Home Improvement            /First Union Clearance
Trust,                      Dealer Clearance
Series 1998-I,              16 Wall Street, 5th Floor
Class MH-1                  New York, NY 10005


                                                          Amount of
                            Name and Address of           Security of
Title of Class              Beneficial Owner              Beneficial        % of
                                                            Owner          Class

The Money Store Trust       Citibank, N.A.                 15,250,000       100%
Home Improvement            P.O. Box 30576
Trust,                      Tampa, FL 33630-3576
Series 1998-I,
Class MH-2


                                                          Amount of
                            Name and Address of           Security of
Title of Class              Beneficial Owner              Beneficial        % of
                                                          Owner            Class

The Money Store Trust       First Union Capital      12,750,000    100%
Home Improvement            Markets Corp.
Trust,                      8739 Research Blvd.
Series 1998-I,              Charlotte, NC 28262-0675
Class BH


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)  None

      (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)
      1.  Not applicable.

      2.  Not applicable

      3.  Exhibits

          13.  Annual Statement

          20.  Annual Compliance Certificate

           99.Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's
              Management Assertion.

  (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1999.

                               TMS MORTGAGE INC.
                               THE MONEY STORE/D.C. INC.
                               THE MONEY STORE/KENTUCKY INC.
                               THE MONEY STORE HOME EQUITY CORP.
                               THE MONEY STORE/MINNESOTA INC.


                               By: /S/ JAMES RANSOM
                                  -------------------------
                                  Name:  James Ransom
                                  Title: Chief Accounting Officer

                                EXHIBIT INDEX


      DESCRIPTION                              PAGE NUMBER

Annual Statement                                    11

Annual Compliance Certificate                       14

Annual Independent Accountant's Report              17