Form 10-K
period 1999-12-31
MONEY STORE HOME IMPROVEMENT LOAN BACKED CERT SERIES 1998-I
filed 2000-04-14
CIK 1072681

------------------------------------
                                                     OMB APPROVAL
                                            ------------------------------------
                                            OMB Number:     3235-0063
                                            Expires:        May 31, 2000
                                            Estimated average burden
                                            hours per response   1711.00
                                            ------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number 333-60771

     THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF AUGUST 31, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE HOME IMPROVEMENT LOAN CERTIFICATES SERIES 1998-I).

                  THE MONEY STORE HOME IMPROVEMENT TRUST 1998-I
                                TMS MORTGAGE INC.
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                         THE MONEY STORE/MINNESOTA INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 *                                              *
   (State or other jurisdiction                        (Trust I.R.S. Employer
of incorporation or organization)                       Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                 95605
---------------------------------------------              -----------
    (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000

                        * See Schedule A attached hereto.

                                   SCHEDULE A

                                        State of                IRS Employer
REGISTRANT                              INCORPORATION           ID NUMBER
----------                              -------------           ---------
TMS Mortgage Inc.                       New Jersey              22-3217781
The Money Store/D.C. Inc.               D.C.                    22-2133027
The Money Store/Kentucky Inc.           Kentucky                22-2459832
The Money Store Home Equity Corp.       Kentucky                22-2522232
The Money Store/Minnesota Inc.          Minnesota               22-3003495

           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
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

 |_|  Yes   |X|   No

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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Certificates as of March 15, 2000:  9

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of March 15, 2000 as to each Certificateholder of record of more than 5% of the Certificates:


                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                        $31,500,000             20.3
Home Improvement Trust,          925 Patterson Plank Rd.
Series 1998-I,                   Secaucus, NJ 07094
Class AH

                                 State Street Bank                           $25,000,000             16.1
                                 and Trust Company
                                 1776 Heritage Dr.
                                 Global Corporate Action Unit
                                 JAB5NW
                                 No. Quincy, MA 02171

                                 Chase Manhattan Bank                        $70,000,000             45.1
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 Merrill Lynch, Pierce Fenner & Smith        $25,750,000             16.6
                                 Safekeeping
                                 4 Corporate Place
                                 Corporate Park 287
                                 Piscataway, NJ 08855

                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust            First Union National Bank                   $16,750,000             100%
Home Improvement Trust,          Funds Mgt. II
Series 1998-I,                   First Union Capital Markets
Class MH-1                       8739 Research Drive
                                 Charlotte, NC 28262-0675


                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust            Citibank, N.A.                              $15,250,000             100%
Home Improvement Trust,          P.O. Box 30576
Series 1998-I,                   Tampa, FL 33630-3576
Class MH-2


                                                                             Amount of
                                 Name and Address of                         Security of
Title of Class                   Beneficial Owner                            Beneficial Owner        % of Class

The Money Store Trust            First Union Securities, Inc.                $12,750,000             100%
Home Improvement Trust,          8739 Research Blvd.
Series 1998-I,                   Charlotte, NC 28262-0675
Class BH


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
     1.   Not applicable.

     2.   Not applicable

     3.   Exhibits

     13.  Annual Statement

     20.  Annual Compliance Certificate

     99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 14th day of April, 2000.

                                   TMS MORTGAGE INC.
                                   THE MONEY STORE/D.C. INC.
                                   THE MONEY STORE/KENTUCKY INC.
                                   THE MONEY STORE HOME EQUITY CORP.
                                   THE MONEY STORE/MINNESOTA INC.




                                   By: /s/ Arthur Q. Lyon
                                       Name:  Arthur Q. Lyon
                                       Title: Chief Financial Officer

                                  EXHIBIT INDEX


    DESCRIPTION                                           PAGE NUMBER

Annual Statement                                             7

Annual Compliance Certificate                                7

Annual Independent Accountant's Report                       8