Form 10-K
period 2000-12-31
MONEY STORE HOME IMPROVEMENT LOAN BACKED CERT SERIES 1998-I
filed 2001-04-17
CIK 1072681

-----------------------------------------------
                                                   OMB APPROVAL
                                 -----------------------------------------------
                                 OMB Number:     3235-0063
                                 Expires:        May 31, 2000
                                 Estimated average burden
                                 hours per response   1711.00
                                 -----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                        Commission file number 333-60771
                                               ---------

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
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           *                                                     *
------------------------                               ----------------------
(State or other jurisdiction                           (Trust I.R.S. Employer
of incorporation or organization)                      Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                  95605
---------------------------------------------          ----------------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                           --------------

                        * See Schedule A attached hereto.

                                   SCHEDULE A
                                   ----------

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
      NONE                                                NONE

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of class)

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

                                     PART I
                                     ------

ITEM 1. BUSINESS

     Omitted.

ITEM 2. PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as


Reference is made to the Annual Statement attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Notes as of April 9, 2001: 8

ITEM 6. SELECTED FINANCIAL DATA

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Omitted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of April 9, 2001 as to each Certificate holder of record of more than 5% of the Certificates:

                                                            Amount of
                         Name and Address of                Security of
Title of Class           Beneficial Owner                   Beneficial Owner         % of Class
The Money Store          Bank of New York (THE)             $31,500,000              20.29
Residential Trust,       925 Patterson Plank Rd.
Series 1998-I,           Secaucus, NJ 07094
Class AH
                         Chase Manhattan Bank               $70,000,000              45.09
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004

                         First Union Securities, Inc.       $26,250,000              16.91
                         8739 Research Drive
                         Charlotte, NC 28262

                         State Street Bank and              $25,000,000              16.10
                           Trust Company
                         1776 Heritage Dr.
                         No. Quincy, MA 02171

The Money Store          First Union Securities, Inc./      $16,750,000              100
Residential Trust,         Bank Trading
Series 1998-I,           8739 Research Drive
Class MH-1               Charlotte, NC 28262

The Money Store          Citibank, N.A.                     $15,250,000              100
Residential Trust,       3800 Citicorp Center Tampa
Series 1998-I,           Tampa, FL 33610-9122
Class MH-2

The Money Store          FUNB - Phila. Main                 $12,750,000              100
Residential Trust,       123 South Broad Street
Series 1998-I,           Philadelphia, PA 19109
Class BH

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)       None

     (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                     PART IV
                                     -------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.

                                        TMS MORTGAGE INC.
                                        THE MONEY STORE/D.C. INC.
                                        THE MONEY STORE/KENTUCKY INC.
                                        THE MONEY STORE HOME EQUITY CORP.
                                        THE MONEY STORE/MINNESOTA INC.


                                        By:  /s/ Arthur Q. Lyon
                                            ---------------------------
                                        Name:  Arthur Q. Lyon
                                        Title: Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

DESCRIPTION                                                  PAGE NUMBER
-----------                                                  -----------

Annual Statement                                                 6

Annual Compliance Certificate                                    6

Annual Independent Accountant's Report                           7