Form 10-K
period 2001-12-31
MONEY STORE HOME IMPROVEMENT LOAN BACKED CERT SERIES 1998-I
filed 2002-03-29
CIK 1072681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

                 *                                                                            *
---------------------------------                                                   ------------------------
   (State or other jurisdiction                                                      (Trust I.R.S. Employer
of incorporation or organization)                                                      Identification No.)

707 Third Street, West Sacramento, California                                               95605
---------------------------------------------                                       ------------------------
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

[X]  Yes          |_|   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001.

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

Not applicable

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 29th day of March, 2002.

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

Annual Compliance Certificate

Annual Independent Accountant's Report