Form 10-K
period 2002-12-31
MONEY STORE HOME IMPROVEMENT LOAN BACKED CERT SERIES 1998-I
filed 2003-03-31
CIK 1072681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                        Commission file number 333-60771

                    THE MONEY STORE, LLC, FORMERLY KNOWN AS
      THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF AUGUST 31, 1998 PROVIDING FOR THE ISSUANCE OF
       THE MONEY STORE HOME IMPROVEMENT LOAN CERTIFICATES SERIES 1998-I).

                  THE MONEY STORE HOME IMPROVEMENT TRUST 1998-I
                                TMS MORTGAGE INC.
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                         THE MONEY STORE/MINNESOTA INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 *                                                 *
---------------------------------                       ----------------------
   (State or other jurisdiction                         (Trust I.R.S. Employer
of incorporation or organization)                         Identification No.)

707 Third Street, West Sacramento, California                    95605
---------------------------------------------            ----------------------
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

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002.

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

                 99.1  Annual Certification

   (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 2003.

                                            TMS MORTGAGE INC.
                                            THE MONEY STORE/D.C. INC.
                                            THE MONEY STORE/KENTUCKY INC.
                                            THE MONEY STORE HOME EQUITY CORP.
                                            THE MONEY STORE/MINNESOTA INC.




                                            By:    /s/ Arthur Q. Lyon
                                            Name:  Arthur Q. Lyon
                                            Title: Manager

                                  EXHIBIT INDEX


         Description                                    Page Number
         -----------                                    -----------

Annual Statement

Annual Certification